Form 10-Q
period 2021-06-30
TPG Pace Solutions Corp.
filed 2021-08-13
CIK 1840927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At August 10, 2021, there were 29,270,000 Class A ordinary shares, 3,166,667 Class F ordinary shares, $0.0001 par value per share, and 6,333,333 Class G ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Solutions Corp.

Condensed Balance Sheet

(unaudited)

June 30, 2021
Assets
Current assets:
Cash	$1,005,449
Prepaid expenses	542,012
Total current assets	1,547,461
Investments held in Trust Account	285,000,000
Total assets	$286,547,461
Liabilities and shareholders' deficit
Current liabilities:
Accrued formation and offering costs	$1,039,701
Total current liabilities	1,039,701
Deferred underwriting compensation	9,975,000
Total liabilities	11,014,701
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 28,500,000 shares at a redemption value of $10.00 per share	285,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 770,000 shares issued and outstanding (excluding 28,500,000 shares subject to possible redemption	77
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 3,166,667 shares issued and outstanding	317
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 6,333,333 shares issued and outstanding	633
Additional paid-in capital	—
Accumulated deficit	(9,468,267)
Total shareholders' deficit	(9,467,240)
Total liabilities and shareholders' deficit	$286,547,461

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Solutions Corp.

Condensed Statement of Operations

(unaudited)

	For the Three	For the Period from
	Months Ended	January 4, 2021 (inception)
	June 30, 2021	to June 30, 2021
Revenue	$—	$—
Professional expenses and formation costs	697,434	748,863
Loss from operations	(697,434)	(748,863)
Net loss attributable to ordinary shares	$(697,434)	$(748,863)
Net loss per ordinary share:
Basic and diluted	$(0.02)	$(0.03)
Weighted average ordinary shares outstanding:
Basic and diluted	34,756,374	26,176,948

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Solutions Corp.

Condensed Statement of Changes in Shareholder’s Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F shares on March 18, 2021	—	—	—	—	(17,222,222)	(1,722)	—	—	1,722	—	—
Issuance of Class G shares on March 18, 2021	—	—	—	—	—	—	5,555,556	556	(556)	—	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(51,429)	(51,429)
Balance at March 31, 2021	—	$—	—	$—	2,777,778	$278	5,555,556	$556	$24,166	$(51,429)	$(26,429)
Sale of Private Placement Shares to Sponsor on April 13, 2021 at $10.00 per share	—	—	770,000	77	—	—	—	—	7,699,923	—	7,700,000
Founder Share share dividend of 0.14 issued to Sponsor on April 13, 2021	—	—	—	—	388,889	39	777,777	77	(116)	—	—
Underwriters discounts	—	—	—	—	—	—	—	—	(5,700,000)	—	(5,700,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	—	—	(9,975,000)	—	(9,975,000)
Deferred underwriting compensation	—	—	—	—	—	—	—	—	(768,377)	—	(768,377)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	—	8,719,404	(8,719,404)	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(697,434)	(697,434)
Balance at June 30, 2021	—	$—	770,000	$77	3,166,667	$317	6,333,333	$633	$—	$(9,468,267)	$(9,467,240)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Solutions Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period from
January 4, 2021 (inception)
to June 30, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(748,863)
Changes in operating assets and liabilities:
Prepaid expenses	(542,012)
Accrued expenses, formation and offering costs	572,021
Net cash used in operating activities	(718,854)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(285,000,000)
Net cash used in investing activities	(285,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	285,000,000
Proceeds from sale of Private Placement Shares to Sponsor	7,700,000
Proceeds of notes payable from Sponsor	750,000
Payment of underwriters discounts	(5,700,000)
Payment of accrued offering costs	(300,697)
Repayment of notes payable to Sponsor	(750,000)
Net cash provided by financing activities	286,724,303
Net change in cash	1,005,449
Cash at beginning of period	—
Cash at end of period	$1,005,449
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$467,679

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

The Company was formed on January 4, 2021 and as of that date had not commenced operations. On January 8, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from January 4, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which closed on April 13, 2021 (the “Close Date”). The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Proposed Business Combination

On July 28, 2021, the Company, Vacasa Holdings LLC, a Delaware limited liability company (“Vacasa”), Turnkey Vacations, Inc., an equity holder of Vacasa (“TK Newco”), certain other equity holders of Vacasa (together with TK Newco, the “Blockers”), Vacasa, Inc., a Delaware corporation and wholly-owned subsidiary of Vacasa (“Newco”) and certain other parties named therein, entered into a Business Combination Agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions therein:

a)	one business day prior to the consummation of the Proposed Business Combination (the “Closing”), the Company will merge with and into Newco (the “Merger”), with Newco surviving the Merger;

b)

at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, (i) each then issued and outstanding Class A ordinary share of the Company will convert automatically, on a one-for-one basis, into a share of class A common stock of Newco (the “Newco Class A Common Stock”); (ii) each then issued and outstanding Class F ordinary share of the Company will convert automatically, on a one-for-one basis, into a share of class F common stock of Newco (“Newco Class F Common Stock”), which will thereafter convert into shares of Newco Class A Common Stock in accordance with the Newco Certificate of Incorporation; (iii) each then issued and outstanding Class G ordinary share of the Company will convert automatically, on a one-for-one basis, into a share of class G common stock of Newco (“Newco Class G Common Stock”); and (iv) the common stock of Newco held by Vacasa will be cancelled;

c)

prior to the Effective Time: (i) a series of secured convertible notes of Vacasa will convert into a series of preferred units of Vacasa and outstanding warrants to purchase equity interests in Vacasa will be exercised in accordance with their terms; (ii) a restructuring will be completed such that, after giving effect to that restructuring, the Blockers will directly hold equity interests in Vacasa; and (iii) Vacasa will recapitalize its outstanding equity interests into Vacasa common units (subject to substantially the same terms and conditions, including applicable vesting requirements) (the “Vacasa Recapitalization”);

d)

on the date of the Closing (the “Closing Date”) investors party to Subscription Agreements (as defined below) will purchase, and Newco will issue and sell to the investors, the number of shares of Newco Class A Common Stock pursuant to and set forth in the Subscription Agreements against payment of the amount set forth in the Subscription Agreements;

e)

the investors party to the Forward Purchase Agreements (as defined below) will purchase, and Newco will issue and sell to such investors, the number of shares of Newco Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreements against payment of the amount set forth in the Forward Purchase Agreements;

f)

through a series of separate merger transactions, the Blockers will merge with and into Newco, with Newco ultimately surviving such merger transactions as the parent company of Vacasa (the “Blocker Mergers”);

g)

immediately following the Blocker Mergers, Newco will contribute all of its assets (other than the OpCo Units (as defined below) it then holds), which will consist of the amount of funds contained in the Company’s trust account (net of any transaction expenses and amounts paid in respect of shareholder redemptions and including the net cash proceeds resulting from the Subscription Agreements and the Forward Purchase Agreements), less the Vacasa Cash Consideration (as defined below), if applicable, to Vacasa in exchange for a number of OpCo Units such that Newco thereafter will hold a number of OpCo Units equal to the total number of shares of Newco Class A Common Stock (after giving effect to the conversion of the Newco Class F Common Stock in accordance with the Newco Certificate of Incorporation) and Newco Class G Common Stock issued and outstanding immediately after giving effect to the Proposed Business Combination. A portion of such OpCo Units will be subject to forfeiture in certain circumstances pursuant to the terms of the Fourth Amended and Restated Limited Liability Company Agreement of Vacasa; and

h)

on the Closing Date, in connection with the Vacasa Recapitalization, the Merger and Blocker Mergers, as applicable: (a) Newco will sell a number of shares of Newco Class B Common Stock to each holder of OpCo Units for an amount per share equal to the par value thereof, (b) each Vacasa unit appreciation right award that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an award of stock appreciation rights (each, a “Newco SAR Award”) covering a number of shares of Newco Class A Common Stock, (c) each option to purchase TK Newco stock that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase shares of Newco Class A Common Stock (each, a “Newco Option”), (d) each Vacasa equity holder (including the owners of the Blockers with respect to their indirect interest in Vacasa equity and the holders of Vacasa unit appreciation rights and options to purchase shares of TK Newco common stock (collectively, the “Existing Vacasa Holders”)) entitled to receive a portion of the Vacasa Cash Consideration, if applicable, (other than the owners of the Blockers) will sell OpCo Units to Newco in exchange for its allocable portion of the Vacasa Cash Consideration, if applicable, (at a price of $10 per OpCo Unit) and certain rights described in the Tax Receivable Agreements, to be entered into at Closing by and between Newco and certain holders of OpCo Units (as defined below) and Blocker Holders (as defined in the Business Combination Agreement), with respect to such OpCo Units sold, and (e) by virtue of each Blocker Merger, the outstanding equity interests in the applicable Blocker will be converted into the right to receive shares of Newco Class A Common Stock or other equity interests and certain rights as set forth in the Tax Receivable Agreements;

The aggregate consideration to be paid to the Existing Vacasa Holders will be based on an equity value for Vacasa of $3,963,000,000. This aggregate consideration will consist of (i) equity consideration valued at $10.00 per share/unit (the “Equity Consideration”), and (ii) if elected by Vacasa, cash consideration up to, in the aggregate an amount of cash equal to the excess of the amount of cash available to us following the contemplated equity financings referred to herein, the payment of transaction expenses (of both Vacasa and the Company), deferred underwriting commissions, and any share redemptions over $373,000,000 in which case the amount of consideration in clause (i) will be reduced accordingly. As of the date of execution of the Business Combination Agreement, the amount of Vacasa Cash Consideration is expected to be $0.00 and Existing Vacasa Holders are expected to retain the entirety of their equity interests.

The Proposed Business Combination is being accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies (such as Vacasa) undertaking an initial public offering. The

Up-C structure allows certain of the Existing Vacasa Holders (other than the owners of the Blockers) to retain their direct equity ownership in Vacasa, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of units of common equity of Vacasa following the Business Combination (“OpCo Units”).

Concurrently with the execution of the Business Combination Agreement, the Company entered into the following agreements:

Transaction Support Agreements, pursuant to which all Vacasa equity holders required for requisite consent under the Third Amended and Restated Limited Liability Agreement of Vacasa (“Vacasa Holdings LLC Agreement”) and the Stockholders Agreement of TK Newco (including a majority of the Vacasa equity holders and of the TK Newco shareholders, respectively)  agreed to, among other things, vote in favor of the Proposed Business Combination Agreement and the Proposed Business Combination (including an agreement to exercise drag-along rights), to be bound by certain other covenants and agreements related to the Proposed Business Combination and to withhold consent with respect to any alternative transaction.

Subscription Agreements (“Subscription Agreements”) with Newco and certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 8,157,896 shares of Newco Class A Common Stock at $9.50 per share for aggregate gross proceeds of approximately $77,500,000 (the “PIPE Financing”).

Amended and Restated Forward Purchase Agreements (“Forward Purchase Agreements”), amending and restating the Original Forward Purchase Agreement (as defined below) and Additional Forward Purchase Agreements (as defined below) with (i) Newco and certain investors pursuant to which, among other things, such investors agreed to purchase 10,273,688 shares of Newco Class A Common Stock, par value $0.0001 per share, at $9.50 per share, for gross proceeds of approximately $97,600,000 and (ii) Newco and TPG Holdings III, L.P (“TPG Holdings III”) pursuant to which, among other things, TPG Holdings III agreed to purchase 2,490,000 million shares of Newco Class A Common Stock, for gross proceeds of $24,900,000.

A Waiver Agreement with  the Sponsor, Vacasa and Newco, pursuant to which the Sponsor agreed to certain obligations with respect to the shares of Newco Class A Common Stock held by Sponsor, including (i) the waiver of any rights to receive additional shares of Newco Class A Common Stock in connection with the Newco Certificate of Incorporation waive their right to receive certain additional shares of Newco Class A Common Stock in connection with the Newco Certificate of Incorporation, (ii) the forfeiture of shares of Newco Class A Common Stock issuable upon conversion of Newco Class F Common Stock in connection with the issuance of Newco Class A Common Stock at a price per share of less than $10.00 under such Forward Purchase Agreements or Subscription Agreements; and (iii) the forfeiture of shares of Newco Class A Common Stock issuable upon the conversion of Newco Class G Common Stock and Newco Class F Common Stock in the event that Company shareholders redeem in excess of 20% of the aggregate issued and outstanding ordinary shares of the Company prior to Closing.

An amended and restated Insider Letter pursuant to which, among other things, the Company, the Sponsor and certain directors and officers of the Company agreed to (i) certain restrictions on redemption of shares of Newco Class A Common Stock (other than shares acquired pursuant to the Forward Purchase Agreements or the Subscription Agreements); (ii) not to transfer any shares of Newco Class A Common Stock (other than shares acquired pursuant to the Forward Purchase Agreements or the Subscription Agreements) until (A) the earlier of one year following completion of the Proposed Business Combination, with the exception of certain shares that are subject to early release upon the sale price of Newco Class A Common Stock achieving certain thresholds and (B) the date following the completion of the Proposed Business Combination on which Newco consummates a change of control; and (iii) not to transfer any shares of Newco Class G Common Stock until the date following the completion of the Proposed Business Combination on which Newco consummates a change of control. In addition, the Company agreed to make arrangements such that certain expenses of the Company incurred in connection with the Proposed Business Combination not exceed $45,000,000 without prior written consent of Vacasa, not to be unreasonably withheld.

Other than as specifically discussed herein, this quarterly report on Form 10-Q does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

Public Offering

The Company intends to finance a Business Combination with proceeds from the Public Offering of Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”) at $10.00 per share and from the sale of Class A ordinary shares (“Private Placement Shares”) at $10.00 per share.

The Trust Account

Of the $292,700,000 proceeds from the Public Offering and Private Placement, $285,000,000 were deposited into a non-interest-bearing U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) on the Close Date. Starting January 1, 2022, the funds in the Trust Account will be invested only in specified U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the close of the Public Offering and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the close of the Public Offering.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

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

The Company has 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The initial shareholders and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete the Business Combination within 24 months from the closing of the Public Offering. However, if the initial shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2021 and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2021.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. Offering costs of $768,377, together with the underwriter discount and Deferred Discount (as defined below) totaling $15,675,000, were charged to additional paid-in capital on the Close Date.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized as of June 30, 2021.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At June 30, 2021, the Company had outstanding forward purchase contracts to purchase up to 15,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In its Public Offering, the Company sold 28,500,000 Class A ordinary shares at a price of $10.00 per share, including the issuance of 3,500,000 Class A ordinary shares as a result of the underwriters’ partial exercise of their over-allotment option. The remainder of the over-allotment option expired, unexercised, on May 28, 2021.

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

4. Related Party Transactions

Founder Shares

On January 8, 2021, the Sponsor purchased 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares issued was based on the expectation that the Founder Shares represent 20% of the sum of the Company’s issued and outstanding Founder Shares and Public Shares upon completion of the Public Offering. Should the Company increase or decrease the size of the Public Offering, the Company will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, immediately prior to the consummation of the Public Offering in such amount as to maintain the ownership of Founder Shares at 20% of the sum of the Founder Shares and Public Shares upon the consummation of the Public Offering. Prior to the Public Offering, the Sponsor expects to surrender Founder Shares for no consideration and has agreed to surrender additional Founder Shares depending on the extent to which the underwriters’ over-allotment option is exercised.

On March 18, 2021, in its Second Amended and Restated Memorandum and Articles of Association, the Company authorized the issuance of up to 30,000,000 Class G ordinary shares, par value of $0.0001 per share. On March 18, 2021, the Company’s board of directors approved a recapitalization whereby the Sponsor forfeited 17,222,222 Class F ordinary shares for no consideration and received 5,555,556 Class G ordinary shares at par value $0.0001 per share. On April 6, 2021, the Sponsor transferred 40,000 Class F ordinary shares (Founder Shares) to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.009 per share. On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option (see Note 3), the Company effected a stock dividend of approximately 0.14 Class F ordinary shares for each Class F ordinary share, and 0.14 Class G ordinary shares for each Class G ordinary share, such that after the underwriters’ partial exercise of its over-allotment option, the ratio of Founder Shares to the sum of Founder Shares and Public Shares remained at approximately 25%.

As of June 30, 2021, the Sponsor held 3,166,667 Class F ordinary shares and 6,333,333 Class G ordinary shares

The Founder Shares are identical to the Public Shares except that:

• only holders of the Class F ordinary shares have the right to vote on the appointment of directors prior to the Business Combination or continuing the Company in a jurisdiction outside the Cayman Islands during such time;

• the Founder Shares are subject to certain transfer restrictions, as described in more detail below;

• the initial shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the public shareholders for a vote, the initial shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination;

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

Private Placement Shares

The Sponsor purchased from the Company Class A ordinary shares at a price of $10.00 per share in a private placement (“Private Placement Shares”) simultaneously with the completion of the Public Offering. The Private Placement Shares are not redeemable, and will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will become worthless.

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

The terms of the Forward Purchase Shares and Additional Forward Purchase Shares, respectively, will generally be identical to the terms of the Class A ordinary shares issued in the Public Offering, except that the Forward Purchase Shares and Additional Forward Purchase Shares will have no redemption rights and will have no right to liquidating distributions from the Trust Account. In addition, as long as the Forward Purchase Shares and the Additional Forward Purchase Shares are held by the TPG Forward Purchaser and Additional Forward Purchasers, they will have certain registration rights. In connection with the sale of the Forward Purchase Shares and the Additional Forward Purchase Shares, except to the extent of any forfeitures of Founder Shares by the Sponsor in connection with the forward purchases, the Company expects that the Sponsor will receive an aggregate number of additional Class A ordinary shares so that the initial shareholders, in the aggregate, on an as-converted basis, will hold 20% of the sum of the Public Shares and Founder Shares at the time of the closing of the Business Combination.

Registration Rights

Holders of the Founder Shares and Private Placement Shares will be entitled to registration rights pursuant to a registration rights agreement to be signed on or prior to the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Related Party Note Payable

On March 22, 2021 the Company’s Sponsor loaned the Company $750,000 under an unsecured non-interest-bearing promissory note to pay up front costs associated with the Public Offering. The Company repaid the promissory note to the Sponsor on the Close Date.

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

5. Shareholder’s Equity

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At June 30, 2021, there were 29,270,000 Class A ordinary shares issued and outstanding, of which 28,500,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ equity at the balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F ordinary shares and Class G ordinary shares. At June 30, 2021, there were 3,167,777 Class F ordinary shares and 6,333,333 Class G ordinary shares (collectively, the “Founder Shares”) issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 there were no preferred shares issued or outstanding.

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

At June 30, 2021, we held cash of $1,005,449 and current liabilities of $1,039,701. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On July 28, 2021, the Company, Vacasa Holdings LLC, a Delaware limited liability company (“Vacasa”), Turnkey Vacations, Inc., an equity holder of Vacasa (“TK Newco”), certain other equity holders of Vacasa (together with TK Newco, the “Blockers”), Vacasa, Inc., a Delaware corporation and wholly-owned subsidiary of Vacasa (“Newco”) and certain other parties named therein, entered into a Business Combination Agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions therein:

a)	one business day prior to the consummation of the Proposed Business Combination (the “Closing”), the Company will merge with and into Newco (the “Merger”), with Newco surviving the Merger;

b)

at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, (i) each then issued and outstanding Class A ordinary share of the Company will convert automatically, on a one-for-one basis, into a share of class A common stock of Newco (the “Newco Class A Common Stock”); (ii) each then issued and outstanding Class F ordinary share of the Company will convert automatically, on a one-for-one basis, into a share of class F common stock of Newco (“Newco Class F Common Stock”), which will thereafter convert into shares of Newco Class A Common Stock in accordance with the Newco Certificate of Incorporation; (iii) each then issued and outstanding Class G ordinary share of the Company will convert automatically, on a one-for-one basis, into a share of class G common stock of Newco (“Newco Class G Common Stock”); and (iv) the common stock of Newco held by Vacasa will be cancelled;

c)

prior to the Effective Time: (i) a series of secured convertible notes of Vacasa will convert into a series of preferred units of Vacasa and outstanding warrants to purchase equity interests in Vacasa will be exercised in accordance with their terms; (ii) a restructuring will be completed such that, after giving effect to that restructuring, the Blockers will directly hold equity interests in Vacasa; and (iii) Vacasa will recapitalize its outstanding equity interests into Vacasa common units (subject to substantially the same terms and conditions, including applicable vesting requirements) (the “Vacasa Recapitalization”);

d)

on the date of the Closing (the “Closing Date”) investors party to Subscription Agreements (as defined below) will purchase, and Newco will issue and sell to the investors, the number of shares of Newco Class A Common Stock pursuant to and set forth in the Subscription Agreements against payment of the amount set forth in the Subscription Agreements;

e)

the investors party to the Forward Purchase Agreements (as defined below) will purchase, and Newco will issue and sell to such investors, the number of shares of Newco Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreements against payment of the amount set forth in the Forward Purchase Agreements;

f)

through a series of separate merger transactions, the Blockers will merge with and into Newco, with Newco ultimately surviving such merger transactions as the parent company of Vacasa (the “Blocker Mergers”);

g)

immediately following the Blocker Mergers, Newco will contribute all of its assets (other than the OpCo Units (as defined below) it then holds), which will consist of the amount of funds contained in the Company’s trust account (net of any transaction expenses and amounts paid in respect of shareholder redemptions and including the net cash proceeds resulting from the Subscription Agreements and the Forward Purchase Agreements), less the Vacasa Cash Consideration (as defined below), if applicable, to Vacasa in exchange for a number of OpCo Units such that Newco thereafter will hold a number of OpCo Units equal to the total number of shares of Newco Class A Common Stock (after giving effect to the conversion of the Newco Class F Common Stock in accordance with the Newco Certificate of Incorporation) and Newco Class G Common Stock issued and outstanding immediately after giving effect to the Proposed Business Combination. A portion of such OpCo Units will be subject to forfeiture in certain circumstances pursuant to the terms of the Fourth Amended and Restated Limited Liability Company Agreement of Vacasa; and

h)

on the Closing Date, in connection with the Vacasa Recapitalization, the Merger and Blocker Mergers, as applicable: (a) Newco will sell a number of shares of Newco Class B Common Stock to each holder of OpCo Units for an amount per share equal to the par value thereof, (b) each Vacasa unit appreciation right award that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an award of stock appreciation rights (each, a “Newco SAR Award”) covering a number of shares of Newco Class A Common Stock, (c) each option to purchase TK Newco stock that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase shares of Newco Class A Common Stock (each, a “Newco Option”), (d) each Vacasa equity holder (including the owners of the Blockers with respect to their indirect interest in Vacasa equity and the holders of Vacasa unit appreciation rights and options to purchase shares of TK Newco common stock (collectively, the “Existing Vacasa Holders”)) entitled to receive a portion of the Vacasa Cash Consideration, if applicable, (other than the owners of the Blockers) will sell OpCo Units to Newco in exchange for its allocable portion of the Vacasa Cash Consideration, if applicable, (at a price of $10 per OpCo Unit) and certain rights described in the Tax Receivable Agreements, to be entered into at Closing by and between Newco and certain holders of OpCo Units (as defined below) and Blocker Holders (as defined in the Business Combination Agreement), with respect to such OpCo Units sold, and (e) by virtue of each Blocker Merger, the outstanding equity interests in the applicable Blocker will be converted into the right to receive shares of Newco Class A Common Stock or other equity interests and certain rights as set forth in the Tax Receivable Agreements;

The aggregate consideration to be paid to the Existing Vacasa Holders will be based on an equity value for Vacasa of $3,963,000,000. This aggregate consideration will consist of (i) equity consideration valued at $10.00 per share/unit (the “Equity Consideration”), and (ii) if elected by Vacasa, cash consideration up to, in the aggregate an amount of cash equal to the excess of the amount of cash available to us following the contemplated equity financings referred to herein, the payment of transaction expenses (of both Vacasa and the Company), deferred underwriting commissions, and any share redemptions over $373,000,000, in which case the amount of consideration in clause (i) will be reduced accordingly. As of the date of execution of the Business Combination Agreement, the amount of Vacasa Cash Consideration is expected to be $0.00 and Existing Vacasa Holders are expected to retain the entirety of their equity interests.

The Proposed Business Combination is being accomplished through what is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies (such as Vacasa) undertaking an initial public offering. The Up-C structure allows certain of the Existing Vacasa Holders (other than the owners of the Blockers) to retain their direct equity ownership in Vacasa, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of units of common equity of Vacasa following the Business Combination (“OpCo Units”).

Concurrently with the execution of the Business Combination Agreement, the Company entered into the following agreements:

Transaction Support Agreements, pursuant to which all Vacasa equity holders required for requisite consent under the Third Amended and Restated Limited Liability Agreement of Vacasa (“Vacasa Holdings LLC Agreement”) and the Stockholders Agreement of TK Newco (including a majority of the Vacasa equity holders and of the TK Newco shareholders, respectively) agreed to, among other things, vote in favor of the Proposed Business Combination Agreement and the Proposed Business Combination (including an agreement to exercise drag-along rights), to be bound by certain other covenants and agreements related to the Proposed Business Combination and to withhold consent with respect to any alternative transaction.

Subscription Agreements (“Subscription Agreements”) with Newco and certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 8,157,896 shares of Newco Class A Common Stock at $9.50 per share for aggregate gross proceeds of approximately $77,500,000 (the “PIPE Financing”);

Amended and Restated Forward Purchase Agreements (“Forward Purchase Agreements”) with (i) Newco and certain investors pursuant to which, among other things, such investors agreed to purchase 10,273,688 shares of Newco Class A Common Stock, par value $0.0001 per share, at $9.50 per share, for gross proceeds of approximately $97,600,000 and (ii) Newco and TPG Holdings III, L.P (“TPG Holdings III”) pursuant to which, among other things, TPG Holdings III agreed to purchase 2,490,000 million shares of Newco Class A Common Stock, for gross proceeds of $24,900,000.

A Waiver Agreement with the Sponsor, Vacasa and Newco, pursuant to which Sponsor agreed to certain obligations with respect to the shares of Newco Class A Common Stock held by Sponsor, including (i) the waiver of any rights to receive additional shares of Newco Class A Common Stock in connection with the Newco Certificate of Incorporation waive their right to receive certain additional shares of Newco Class A Common Stock in connection with the Newco Certificate of Incorporation, (ii) the forfeiture of shares of Newco Class A Common Stock issuable upon conversion of Newco Class F Common Stock in connection with the issuance of Newco Class A Common Stock at a price per share of less than $10.00 under such Forward Purchase Agreements or Subscription Agreements; and (iii) the forfeiture of shares of Newco Class A Common Stock issuable upon the conversion of Newco Class G Common Stock and Newco Class F Common Stock in the event that Company shareholders redeem in excess of 20% of the aggregate issued and outstanding ordinary shares of the Company prior to Closing.

An amended and restated Insider Letter pursuant to which, among other things, the Company, Sponsor and certain directors and officers of the Company agreed to (i) certain restrictions on redemption of shares of Newco Class A Common Stock (other than shares acquired pursuant to the Forward Purchase Agreements or the Subscription Agreements); (ii) not to transfer any shares of Newco Class A Common Stock (other than shares acquired pursuant to the Forward Purchase Agreements or the Subscription Agreements) until (A) the earlier of one year following completion of the Proposed Business Combination, with the exception of certain shares that are subject to early release upon the sale price of Newco Class A Common Stock achieving certain thresholds and (B) the date following the completion of the Proposed Business Combination on which Newco consummates a change of control; and (iii) not to transfer any shares of Newco Class G Common Stock until the date following the completion of the Proposed Business Combination on which Newco consummates a change of control. In addition, the Company agreed to make arrangements such that certain expenses of the Company incurred in connection with the Proposed Business Combination not exceed $45,000,000 without prior written consent of Vacasa, not to be unreasonably withheld.

Other than as specifically discussed herein, this quarterly report on Form 10-Q does not give effect to the Proposed Business Combination or the transactions contemplated thereby.

Results of Operations

For the three months ended June 30, 2021 and the period from January 4, 2021 (“Inception”) to June 30, 2021, we incurred net losses of $697,434 and $748,863, respectively. Our business activities from Inception to June 30, 2021 consisted primarily of costs associated with our formation. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

At June 30, 2021, we had cash of $1,005,449 and negative working capital of $34,252.

Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares at the completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination (including from our affiliates or affiliates of our Sponsor).

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

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs of $768,377 in connection with our Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $15,675,000, were charged to additional paid-in capital at the Close Date.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2021, we had outstanding forward purchase contracts to purchase up to 15,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On the Close Date, in connection with the underwriters’ partial exercise of its over-allotment option, the Company effected a stock dividend of approximately 0.14 Class F ordinary shares for each Class F ordinary share, and 0.14 Class G ordinary shares for each Class G ordinary share, such that after the underwriters’ partial exercise of its over-allotment option, the ratio of Founder Shares to the sum of Founder Shares and Public Shares remained at approximately 25%. The stock dividend resulted in the issuance of 388,889 Class F ordinary shares and 777,777 Class G ordinary shares.

At June 30, 2021, our Sponsor held a total of 9,500,000 Class F ordinary shares and Class G ordinary shares, combined.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TPG PACE SOLUTIONS CORP.

Date: August 13, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: August 13, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)