Form 10-Q
period 2021-09-30
TPG Pace Solutions Corp.
filed 2021-11-12
CIK 1840927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 5, 2021, there were 29,270,000 Class A ordinary shares, 3,166,667 Class F ordinary shares, $0.0001 par value per share, and 6,333,333 Class G ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TPG Pace Solutions Corp.

Condensed Balance Sheet

(unaudited)

September 30, 2021
Assets
Current assets:
Cash	$626,638
Prepaid expenses	496,549
Total current assets	1,123,187
Cash held in Trust Account	285,000,000
Total assets	$286,123,187
Liabilities and shareholders' deficit
Current liabilities:
Accrued formation and offering costs	$2,114,194
Total current liabilities	2,114,194
Deferred underwriting compensation	9,975,000
Total liabilities	12,089,194
Commitments and contingencies
Class A ordinary shares subject to possible redemption: 28,500,000 shares at a redemption value of $10.00 per share	285,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 770,000 shares issued and outstanding (excluding 28,500,000 shares subject to possible redemption	77
Class F ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 3,166,667 shares issued and outstanding	317
Class G ordinary shares, $0.0001 par value; 30,000,000 shares authorized, 6,333,333 shares issued and outstanding	633
Additional paid-in capital	—
Accumulated deficit	(10,967,034)
Total shareholders' deficit	(10,966,007)
Total liabilities and shareholders' deficit	$286,123,187

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Solutions Corp.

Condensed Statement of Operations

(unaudited)

	For the Three	For the Period from
	Months Ended	January 4, 2021 (inception)
	September 30, 2021	to September 30, 2021
Revenue	$—	$—
Professional expenses and formation costs	1,498,767	2,247,630
Loss from operations	(1,498,767)	(2,247,630)
Net loss attributable to ordinary shares	$(1,498,767)	$(2,247,630)
Net loss per ordinary share:
Class A ordinary shares subject to possible redemption- basic and diluted	$(0.04)	$(0.09)
Founder Shares and Private Placement Shares - basic and diluted	$(0.04)	$(1.37)
Weighted average ordinary shares outstanding:
Class A ordinary shares subject to possible redemption- basic and diluted	28,500,000	18,050,000
Founder Shares and Private Placement Shares - basic and diluted	10,270,000	12,417,914

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Solutions Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Class G Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid- In Capital	Deficit	Deficit
Balance at January 4, 2021 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on January 8, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	—	—	23,000	—	25,000
Forfeiture of Class F shares on March 18, 2021	—	—	—	—	(17,222,222)	(1,722)	—	—	1,722	—	—
Issuance of Class G shares on March 18, 2021	—	—	—	—	—	—	5,555,556	556	(556)	—	—
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(51,429)	(51,429)
Balance at March 31, 2021	—	$—	—	$—	2,777,778	$278	5,555,556	$556	$24,166	$(51,429)	$(26,429)
Sale of Private Placement Shares to Sponsor on April 13, 2021 at $10.00 per share	—	—	770,000	77	—	—	—	—	7,699,923	—	7,700,000
Founder Share share dividend of 0.14 issued to Sponsor on April 13, 2021	—	—	—	—	388,889	39	777,777	77	(116)	—	—
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2021	—	—	—	—	—	—	—	—	(7,723,973)	(8,719,404)	(16,443,377)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(697,434)	(697,434)
Balance at June 30, 2021	—	$—	770,000	$77	3,166,667	$317	6,333,333	$633	$—	$(9,468,267)	$(9,467,240)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	—	—	(1,498,767)	(1,498,767)
Balance at September 30, 2021	—	$—	770,000	$77	3,166,667	$317	6,333,333	$633	$—	$(10,967,034)	$(10,966,007)

The accompanying notes are an integral part of these condensed financial statements.

TPG Pace Solutions Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period from
January 4, 2021 (inception)
to September 30, 2021
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(2,247,630)
Changes in operating assets and liabilities:
Prepaid expenses	(496,549)
Accrued expenses and formation costs	1,646,514
Net cash used in operating activities	(1,097,665)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(285,000,000)
Net cash used in investing activities	(285,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	285,000,000
Proceeds from sale of Private Placement Shares to Sponsor	7,700,000
Proceeds of notes payable from Sponsor	750,000
Payment of underwriters discounts	(5,700,000)
Payment of accrued offering costs	(300,697)
Repayment of notes payable to Sponsor	(750,000)
Net cash provided by financing activities	286,724,303
Net change in cash	626,638
Cash at beginning of period	—
Cash at end of period	$626,638
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$467,568

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

The Company was formed on January 4, 2021 and as of that date had not commenced operations. On January 8, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from January 4, 2021 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Public Offering”), which closed on April 13, 2021 (the “Close Date”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

e)

the investors party to the Forward Purchase Agreements (as defined below) will purchase, and Newco will issue and sell to such investors, the number of shares of Newco Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreements against payment of the amount as set forth in the description of the Forward Purchase Agreements below;

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

on the Closing Date, in connection with the Vacasa Recapitalization, the Merger and Blocker Mergers, as applicable: (a) Newco will sell a number of shares of class B common stock of Newco (“Newco Class B Common Stock”) to each holder of OpCo Units for an amount per share equal to the par value thereof, (b) each Vacasa unit appreciation right award that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an award of stock appreciation rights (each, a “Newco SAR Award”) covering a number of shares of Newco Class A Common Stock, (c) each option to purchase TK Newco stock that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase shares of Newco Class A Common Stock, (d) each Vacasa equity holder (including the owners of the Blockers with respect to their indirect interest in Vacasa equity and the holders of Vacasa unit appreciation rights and options to purchase shares of TK Newco common stock (collectively, the “Existing Vacasa Holders”)) entitled to receive a portion of the Vacasa Cash Consideration, if applicable, (other than the owners of the Blockers) will sell OpCo Units to Newco in exchange for its allocable portion of the Vacasa Cash Consideration, if applicable, (at a price of $10 per OpCo Unit) and certain rights described in the Tax Receivable Agreements, to be entered into at Closing by and between Newco and certain holders of OpCo Units (as defined below) and Blocker Holders (as defined in the Business Combination Agreement), with respect to such OpCo Units sold, and (e) by virtue of each Blocker Merger, the outstanding equity interests in the applicable Blocker will be converted into the right to receive shares of Newco Class A Common Stock or other equity interests and certain rights as set forth in the Tax Receivable Agreements;

The aggregate consideration to be paid to the Existing Vacasa Holders will be based on an equity value for Vacasa of $3,963,000,000. This aggregate consideration will consist of (i) equity consideration valued at $10.00 per share/unit (the “Equity Consideration”), and (ii) if elected by Vacasa, cash consideration up to, in the aggregate an amount of cash equal to the excess of the amount of cash available to us following the contemplated equity financings referred to herein, the payment of transaction expenses (of both Vacasa and the Company), deferred underwriting commissions, and any share redemptions over $373,000,000 in which case the amount of consideration in clause (i) will be reduced accordingly. As of the date of execution of the Business Combination Agreement, the amount of Vacasa Cash Consideration was expected to be $0.00 and Existing Vacasa Holders were expected to retain the entirety of their equity interests.

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

Concurrently with the execution of the Business Combination Agreement, the Company entered into the following agreements:

Transaction Support Agreements, pursuant to which all Vacasa equity holders required for requisite consent under the Third Amended and Restated Limited Liability Agreement of Vacasa (“Vacasa Holdings LLC Agreement”) and the Stockholders Agreement of TK Newco (including a majority of the Vacasa equity holders and of the TK Newco shareholders, respectively)  agreed to, among other things, vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including an agreement to exercise drag-along rights), to be bound by certain other covenants and agreements related to the Proposed Business Combination and to withhold consent with respect to any alternative transaction.

Subscription Agreements (“Subscription Agreements”) with Newco and certain qualified institutional buyers and accredited investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 8,157,896 shares of Newco Class A Common Stock at $9.50 per share for aggregate gross proceeds of approximately $77,500,000.

Amended and Restated Forward Purchase Agreements (“Forward Purchase Agreements”), amending and restating the Original Forward Purchase Agreement (as defined below) and Additional Forward Purchase Agreements (as defined below) with (i) Newco and certain investors pursuant to which, among other things, such investors agreed to purchase 10,273,688 shares of Newco Class A Common Stock, par value $0.0001 per share, at $9.50 per share, for gross proceeds of approximately $97,600,000 and (ii) Newco and TPG Holdings III, L.P (“TPG Holdings III”) pursuant to which, among other things, TPG Holdings III agreed to purchase 2,490,000 shares of Newco Class A Common Stock, for gross proceeds of $24,900,000.

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

Recent Developments

On October 1, 2021, TPG Holdings entered into assignment agreements with certain affiliates, members of management, directors and other investors to transfer a portion of its obligation to purchase shares of Newco Class A Common Stock pursuant to the Forward Purchase Agreements to such related parties, in accordance with the terms and conditions therein.

On November 4, 2021, the Company, Vacasa and Newco entered into Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, pursuant to which, among other things, Newco agreed not to sell shares of Newco Class B Common Stock to the holders of unvested common units of Vacasa until the date such units vest.

On November 10, 2021, Vacasa’s proxy statement/prospectus on Form S-4, which describes the Business Combination Agreement, the transactions contemplated thereby, and related ancillary agreements in more detail, was declared effective by the SEC. The Company’s Board of Directors has approved an extraordinary general meeting of shareholders on November 30, 2021 for the Company’s shareholders to vote on proposals to approve the transactions contemplated by the Business Combination Agreement and related matters. Only shareholders who owned ordinary shares of the Company at the close of business on November 1, 2021, will be entitled to notice of the extraordinary general meeting and to have their votes counted at the extraordinary general meeting and any adjournment of the extraordinary general meeting.

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with a shareholder meeting to approve the Business Combination. Each public shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The Company will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2021 and the results of operations and cash flows for the periods presented. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2021.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs in connection with the Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. Offering costs of $768,377, together with the underwriter discount and Deferred Discount (as defined below) totaling $15,675,000, were charged to temporary equity on the Close Date.

Redeemable Ordinary Shares

All of the 28,500,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

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

The Company’s Class F ordinary shares and Class G ordinary shares were granted subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares and Class G ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized as of September 30, 2021.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. At September 30, 2021, the Company had outstanding forward purchase contracts to purchase up to 15,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share.

For the three months ended September 30, 2021 and the period from January 4, 2021 (inception) to September 30, 2021, losses are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended September 30, 2021		For the Period from January 4, 2021 (inception) to September 30, 2021
	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares	Class A ordinary shares subject to possible redemption	Founder Shares and Private Placement Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,101,750)	$(397,017)	$(1,652,243)	$(595,387)
Accretion on Class A ordinary shares subject to redemption	—	—	—	(16,443,377)
	$(1,101,750)	$(397,017)	$(1,652,243)	$(17,038,764)
Denominator:
Weighted average ordinary shares outstanding:	28,500,000	10,270,000	18,050,000	12,471,914
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.09)	$(1.37)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

4. Related Party Transactions

Founder Shares

On January 8, 2021, the Sponsor purchased 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares issued was based on the expectation that the Founder Shares represent 25% of the sum of the Company’s issued and outstanding Founder Shares and Public Shares upon completion of the Public Offering. Should the Company increase or decrease the size of the Public Offering, the Company will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, immediately prior to the consummation of the Public Offering in such amount as to maintain the ownership of Founder Shares at 25% of the sum of the Founder Shares and Public Shares upon the consummation of the Public Offering. Prior to the Public Offering, the Sponsor expects to surrender Founder Shares for no consideration and has agreed to surrender additional Founder Shares depending on the extent to which the underwriters’ over-allotment option is exercised.

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

As of September 30, 2021, the Sponsor held 3,166,667 Class F ordinary shares and 6,333,333 Class G ordinary shares

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

Additionally, the Sponsor and initial shareholders agreed not to transfer, assign or sell (i) any of their Founder Shares until the earlier of (a) one year after the completion of the Business Combination or (b) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (c) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”) and (ii) any of their Class G ordinary shares for any reasons, other than to specified permitted transferees or subsequent to the Business Combination in connection with a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, that any Class A ordinary shares issued upon conversion of any Class G ordinary shares will not be subject to such restrictions on transfer.

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

 On July 28, 2021, the Company amended and restated Forward Purchase Agreements with (i) Newco and certain investors pursuant to which, among other things, such investors agreed to purchase 10,273,688 shares of Newco Class A Common Stock, par value $0.0001 per share, at $9.50 per share, for gross proceeds of approximately $97,600,000 and (ii) Newco and TPG Holdings III pursuant to which, among other things, TPG Holdings III agreed to purchase 2,490,000 million shares of Newco Class A Common Stock, for gross proceeds of $24,900,000.

On October 1, 2021, TPG Holdings entered into assignment agreements with certain affiliates, members of management, directors and other investors to transfer a portion of its obligation to purchase shares of Newco Class A Common Stock pursuant to the Forward Purchase Agreements to such related parties, in accordance with the terms and conditions therein.

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

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended September 30, 2021 and the period from Inception to September 30, 2021, the Company incurred expenses of $150,000 and $280,000, respectively, under this agreement.

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

In October 2021, the commitment letter was extended through April 30, 2023. See Note 6 – Subsequent Events.

5. Shareholders’ Equity

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At September 30, 2021, there were 29,270,000 Class A ordinary shares issued and outstanding, of which 28,500,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ equity at the balance sheet.

Founder Shares

The Company is currently authorized to issue 30,000,000 each of Class F ordinary shares and Class G ordinary shares. At September 30, 2021, there were 3,167,777 Class F ordinary shares and 6,333,333 Class G ordinary shares (collectively, the “Founder Shares”) issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

6. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $9,975,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

7. Subsequent Events

Effective October 22, 2021, the Sponsor entered into a commitment letter in which it committed to lending funds, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through April 30, 2023, and further to defer any required repayment of existing loans, or any loans made during the period from the Close Date to April 30, 2023, until after April 30, 2023.

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

At September 30, 2021, we held cash of $626,638 and current liabilities of $1,341,715. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On October 1, 2021, TPG Holdings entered into assignment agreements with certain affiliates, members of management, directors and other investors to transfer a portion of its obligation to purchase shares of Newco Class A Common Stock pursuant to the Forward Purchase Agreements to such related parties, in accordance with the terms and conditions therein.

On November 4, 2021, the Company, Vacasa and Newco entered into Amendment No. 1 to Business Combination Agreement and Plan of Reorganization, pursuant to which, among other things, Newco agreed not to sell shares of Newco Class B Common Stock to the holders of unvested common units of Vacasa until the date such units vest.

On November 10, 2021, Vacasa’s proxy statement/prospectus on Form S-4, which describes the Business Combination Agreement, the transactions contemplated thereby, and related ancillary agreements in more detail, was declared effective by the SEC. The Company’s Board of Directors has approved an extraordinary general meeting of shareholders on November 30, 2021 for the Company’s shareholders to vote on proposals to approve the transactions contemplated by the Business Combination Agreement and related matters. Only shareholders who owned ordinary shares of the Company at the close of business on November 1, 2021, will be entitled to notice of the extraordinary general meeting and to have their votes counted at the extraordinary general meeting and any adjournment of the extraordinary general meeting.

Results of Operations

For the three months ended September 30, 2021 and the period from January 4, 2021 (“Inception”) to September 30, 2021, we incurred net losses of $726,288 and $1,475,151, respectively. Our business activities from Inception to the Close Date consisted primarily of costs associated with our formation. Our business activities since the Close Date have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

At September 30, 2021, we had cash of $626,638 and negative working capital of $715,077.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2021, we had outstanding forward purchase contracts to purchase up to 15,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of the forward purchase contracts is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

As of September 30, 2021, we had two participating classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. The Company’s Class G ordinary shares convert to Class A ordinary shares at a certain point in time after a Business Combination and then, only if the Company’s Class A ordinary shares are trading at certain levels. As such, our Class G ordinary shares are determined to be non-participating for the purposes of computations of earnings per share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

At September 30, 2021, our Sponsor held a total of 9,500,000 Class F ordinary shares and Class G ordinary shares, combined.

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

TPG PACE SOLUTIONS CORP.

Date: November 12, 2021	By:	/s/ Karl Peterson
Karl Peterson
Non-Executive Chairman and Director

Date: November 12, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)